Form 10-Q
period 1996-04-30
COBANK ACB COOPERATIVE UTILITY TRUST BIG RIVERS SERS 1988-A3
filed 1996-05-15
CIK 822422

Page 1 of 7.
           The Exhibit Index
           appears on page 5.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
Commission File Number 33-20110-02

____________


COOPERATIVE UTILITY TRUST
(BIG RIVERS SERIES)
1988-A3
(Issuer of the Certificates)

CoBANK, ACB
(Exact name of registrant as specified in its charter)

           UNITED STATES        84-1102254
           (State or other jurisdiction of(I.R.S. Employer incorporation or organization) Identification No.)

5500 South Quebec Street, Englewood, Colorado        80111
(Address of principal executive offices)  (Zip Code)

(303) 740-4000
(Registrant's telephone number, including area code)

__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No  __

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: not applicable.



PART I--FINANCIAL INFORMATION

           Financial information has not been included in accordance with the no action letter issued to Louisville Bank for Cooperatives (now merged into CoBank, ACB) (pub. avail. March
22, 1988) (the "No Action Letter").


PART II--OTHER INFORMATION

           Item 1 through item 4 have not been included either because such items are inapplicable or in accordance with the No
Action Letter.

Item 5.    Other Information.

           On February 15, 1996, certain distributions were made by the trustee, as more specifically described in a Semiannual Report dated February 23, 1996, and delivered to the holders of the Certificates of Beneficial Interests after such distribution. This Semiannual Report is filed as Exhibit 21.1 to this report pursuant to the No Action Letter.

Item 6(b). Reports on Form 8-K.

           (a)       Exhibits.

           21.1 Semiannual Report dated February 23, 1996, from the CoBank, ACB, as the Servicer, to Holders of Certificates of Beneficial Interests.

           (b)       Reports on Form 8-K.

           No report on Form 8-k has been filed during the quarter for which this report is filed.


SIGNATURES

           Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           CoBANK, ACB


April 26, 1996       /s/MARGARET E. NEWELL
           Margaret E. Newell
           Vice President and Manager of General Accounting


April 26, 1996       /s/ WILLIAM D SNIDER
           William D. Snider
           Chief Financial Officer



SIGNATURES

           Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           CoBANK, ACB


Apriil 26, 1996
           Margaret E. Newell
           Vice President and Manager of General Accounting


April 26, 1996
           William D. Snider
           Chief Financial Officer



EXHIBIT INDEX



           Exhibit              Sequential
             No.                Page No.

           21.1      Semiannual Report dated February 23, 1996,
                  6
                     from CoBank, ACB, as the Servicer,
                     to Holders of Certificates of Beneficial
Interests.