Form 10-Q
period 1996-06-30
COBANK ACB COOPERATIVE UTILITY TRUST BIG RIVERS SERS 1988-A3
filed 1996-07-30
CIK 822422

Page 1 of 7.
	The Exhibit Index
	appears on page 5.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
Commission File Number 33-20110-02

____________


COOPERATIVE UTILITY TRUST
(BIG RIVERS SERIES)
1988-A3
(Issuer of the Certificates)

CoBANK, ACB
(Exact name of registrant as specified in its charter)

	UNITED STATES	84-1102254
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

5500 South Quebec Street, Englewood, Colorado	80111
(Address of principal executive offices)	(Zip Code)

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




SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


	CoBANK, ACB


July 30, 1996
	Margaret E. Newell
	Vice President and Manager of General Accounting


July 30, 1996
	William D. Snider
	Chief Financial Officer



EXHIBIT INDEX



	Exhibit		Sequential
	  No.  		Page No.

	21.1	Semiannual Report dated February 23, 1996,		6
		from CoBank, ACB, as the Servicer,
		to Holders of Certificates of Beneficial Interests.