Form 10-Q
period 1996-09-30
COBANK ACB COOPERATIVE UTILITY TRUST BIG RIVERS SERS 1988-A3
filed 1996-11-01
CIK 822422

Page 1 of 7.
     The Exhibit Index
     appears on page 5.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
Commission File Number 33-20110-02

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

Item 5.   Other Information.

     On August 15, 1996, certain distributions were made by the trustee, as more specifically described in a Semiannual Report dated February 15, 1996, and delivered to the holders of the Certificates of Beneficial Interests after such distribution. This Semiannual Report is filed as
Exhibit 21.1 to this report pursuant to the No Action
Letter.

Item 6(b).     Reports on Form 8-K.

     (a)  Exhibits.

     21.1 Semiannual Report dated August 15, 1996, from the
CoBank, ACB, as
the Servicer, to Holders of Certificates of Beneficial
Interests.

     (b)  Reports on Form 8-K.

     No report on Form 8-k has been filed during the quarter for which this report is filed.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CoBANK, ACB


November 1, 1996         /s/ Margaret E. Newell
                    Vice President and Manager of General
Accounting


November 1, 1996         /s/ William D. Snider
                    Chief Financial Officer




EXHIBIT INDEX



     Exhibit        Sequential
       No.          Page No.

     21.1 Semiannual Report dated August 15, 1996,
6
          from CoBank, ACB, as the Servicer,
          to Holders of Certificates of Beneficial
Interests.