Form 10-Q
period 1996-12-31
COBANK ACB COOPERATIVE UTILITY TRUST BIG RIVERS SERS 1988-A3
filed 1997-02-14
CIK 822422

Page 1 of 7.
	The Exhibit Index
	appears on page 5.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________


FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
Commission File Number 33-20110-02

____________


COOPERATIVE UTILITY TRUST
(BIG RIVERS SERIES)
1988-A3
(Issuer of the Certificates)

CoBANK, ACB
(Exact name of registrant as specified in its charter)

	UNITED STATES	84-1286705
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

5500 South Quebec Street, Englewood, Colorado	80111
(Address of principal executive offices)	(Zip Code)

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

On August 15, 1996, certain distributions were made by the trustee, as more specifically described in a Semiannual Report dated August 15, 1996, and delivered to the holders of the Certificates of Beneficial Interests after such distribution. This Semiannual Report is filed as Exhibit 21.1 to this report pursuant to the No Action Letter.

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


	CoBANK, ACB


February 13, 1997
	Nicholas G. Hahn
	Senior Vice President and Controller


February 13, 1997
	William D. Snider
	Chief Financial Officer


EXHIBIT INDEX



	Exhibit		Sequential
	  No.  		Page No.

	21.1	Semiannual Report dated August 15, 1996,		6
		from CoBank, ACB, as the Servicer,
		to Holders of Certificates of Beneficial Interests.

GAks/CORPACTG/ADMIN/TRUSTS/FORM10Q/BR88A3TR

GAks/CORPACTG/ADMIN/TRUSTS/FORM10Q/BR88A3TR