Form 10-K
period 1996-12-31
COBANK ACB COOPERATIVE UTILITY TRUST BIG RIVERS SERS 1988-A3
filed 1997-03-27
CIK 822422

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
Commission File Number 33-20110-02

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

__________

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
None

__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X   No  __

State the aggregate market value of the voting stock held by non-affiliates of the registrant: not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: not applicable.

__________

DOCUMENTS INCORPORATED BY REFERENCE
None


PART I


Item 1.   Business.

     Item 1 information has not been included in accordance with the No Action letter issued to Louisville Bank for Cooperatives (now merged into CoBank,
ACB) (pub. avail. March 22,
1988) (the "No Action Letter").

Item 2.   Properties.

     Item 2 information has not been included in accordance with the No Action Letter.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings with respect to Cooperative Utility Trust
(Big Rivers Series) 1988-A3 (the "Trust").

Item 4.   Submission of Matters to a Vote of Security
Holders.

     There are no matters for which the vote or consent of holders of the 9-1/2 percent
Cooperative Utility Trust Certificates due 2017 (the
"Certificates") issued by the Trust was
solicited during the reporting fiscal year.


PART II


Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

     As of the end of the reporting year, there are 298 registered holders of the Certificates issued by the Trust, including The Depository Trust Company
("DTC").  DTC has advised the
Trust that as of December 31, 1995, there are 75 institutional holders of the Certificates issued by the Trust. There is no established public trading market for the Certificates.

Item 6.   Selected Financial Data.

     Item 6 information has not been included in accordance with the No Action Letter.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of
Operations.

     Item 7 information has not been included in accordance with the No Action Letter.

Item 8.   Financial Statements and Supplementary Data.

     Audited Financial Statements of the Trust as listed under Item 14(a) (1) together with the related accountants' report are filed with this report.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and
Financial Disclosure.

     Not applicable.

Part III


Item 10.  Directors and Executive Officers of the
Registrant.

     Item 10 information has not been included in accordance with the No Action Letter.

Item 11.  Executive Compensation.

     Item 11 information has not been included in accordance with the No Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Item 12 information has not been included in accordance with the No Action Letter.

Item 13.  Certain Relationships and Related Transactions.

     There were no transactions to which the Trust was a party during the reporting financial year which are required to be disclosed by this item.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

     (a)  Documents filed as part of this report.

     1.   Financial Statements.

Independent Accountants' Report on the Financial Statements of the Trust dated February 21, 1997.

Statements of Assets and Trust Corpus Arising from Cash
Transactions as
of December 31, 1996 and 1995.

Statements of Revenue Collected, Expenses Paid and Changes in Trust
Corpus for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

     2.   Financial Statement Schedules.

No financial statement schedules have been included in accordance with the No Action Letter.

     3.   Exhibits.

     (4) Instruments defining the rights of security holders, including indentures.

     4.1  Form of Trust Agreement, dated as of February 1,
1988, among
Louisville Bank for Cooperatives, Big Rivers Electric
Corporation
and Wells Fargo Bank, N.A., formerly First Interstate Bank of
Arizona, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the registration statement file no. 33-20110).

     (10) Material contracts.

     10.1 Loan Agreement, dated as of February 1, 1988, between Louisville
Bank for Cooperatives and Big Rivers Electric Corporation
(incorporated by reference to Exhibit 10.1 of the registration statement file no. 33-20110).

     10.2 Loan Guarantee and Servicing Agreement, dated as of February 1,
1988, among the United States of America, acting through the Administrator of the Rural Electrification Administration, Big
Rivers Electric Corporation, Louisville Bank for
Cooperatives, and
Wells Fargo Bank, N.A., formerly First Interstate Bank of
Arizona,
N.A., as trustee (incorporated by reference to Exhibit 10.2 of the registration statement file no. 33-20110).

     b.   Reports on Form 8-K.

     During the reported financial year, the registrant filed no reports on Form 8-K.



SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CoBANK, ACB







Date March 11, 1997
By
/S/  JOSEPH J SAVAGE


Joseph J. Savage
Executive Vice President


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been
signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title               Date




/S/  DOUGLAS D. SIMS
     Douglas D. Sims               Chief Executive Officer
March 11, 1997


/S/  WILLIAM D. SNIDER
     William D. Snider        Chief Financial Officer  March
11, 1997

/S/  DON E. BENSCHNEIDER
     Don E. Benschneider      Director            March 11,
1997

/S/  STEPHEN M. CARUSO
     Stephen M. Caruso        Director            March 11,
1997

/S/  J. ROGER BARBER
     J. Roger Barber               Director            March
11, 1997

/S/  RANDY J. ETHRIDGE
     Randy J. Ethridge        Director            March 11,
1997

/S/  JANE R. BROWN
     Jane R. Brown            Director            March 11,
1997

/S/  R. NELSON STADER
     R. Nelson Stader              Director            March
11, 1997

/S/  ARTHUR P. CHRISTIANSEN
     Arthur P. Christiansen        Director            March
11, 1997

/S/  MICHAEL A. STIMPERT
     Michael A. Stimpert      Director            March 11,
1997

/S/  JOHN S. DEAN, SR.
     John S. Dean, Sr.             Director            March
11, 1997

/S/  JOHN E. FISHER
     John E. Fisher           Director            March 11,
1997

/S/  PHILIP J. HEIN
     Philip J. Hein           Director            March 11,
1997

/S/  GORDON L. LAMB
     Gordon L. Lamb           Director            March 11,
1997

/S/  GUIDO LOMBARDI
     Guido Lombardi           Director            March 11,
1997

/S/  W. WAYNE MARTIN
     W. Wayne Martin          Director            March 11,
1997

/S/  OTIS H. MOLZ
     Otis H. Molz             Director            March 11,
1997

/S/  J. ROY ORTON
     J. Roy Orton             Director            March 11,
1997

/S/  JACK PARKS
     Jack Parks               Director            March 11,
1997

/S/  TRAVIS W. POTTER
     Travis W. Potter              Director            March
11, 1997

/S/  RICHARD F. PRICE
     Richard F. Price              Director            March
11, 1997

/S/  HAROLD D. PRINTZ
     Harold D. Printz              Director            March
11, 1997

/S/  T. S. SHULER
     T. S. Shuler             Director            March 11,
1997

/S/  O. GLENN WEBB
     O. Glenn Webb            Director            March 11,
     1997








     COOPERATIVE UTILITY TRUST
     (BIG RIVERS SERIES) 1988--A3

     FINANCIAL STATEMENTS

     DECEMBER 31, 1996 AND 1995

     REPORT OF INDEPENDENT ACCOUNTANTS


     February 21, 1996


     To:                                       Wells Fargo,
     Trustee and to
                                               the Holders
     of Certificates of Beneficial Interest in
                                               Cooperative
     Utility Trust (Big Rivers Series) 1988-A3


     We have audited the accompanying statements of assets and trust corpus arising from cash transactions of Cooperative Utility Trust (Big Rivers Series) 1988-A3 as of December 31, 1996 and 1995, and the related statements of revenue collected, expenses paid and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
     An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements audited by us present fairly, in all material respects, the assets and trust corpus arising from cash transactions of Cooperative Utility Trust (Big Rivers Series) 1988--A3 as of December 31, 1996 and 1995, and its revenue collected, expenses paid and changes in trust corpus for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 2.



     Denver, Colorado

     COOPERATIVE UTILITY TRUST (BIG RIVERS SERIES) 1988--A3

     STATEMENTS OF ASSETS AND TRUST CORPUS
     ARISING FROM CASH TRANSACTIONS




     December 31,

     1996                                      1995
     Assets
                                               Note
     receivable
     $280,031,000                              $280,031,000

     Trust Corpus
                                               Certificates
     of beneficial interest$280,031,000        $280,031,000



     STATEMENTS OF REVENUE COLLECTED, EXPENSES PAID
     AND CHANGES IN TRUST CORPUS



     For the year ended December 31,

     1996                                         1995
     1994

     Interest revenue
     $26,894,788                               $26,820,229
     $26,820,344

     Servicing fee expense
     217,946                                       217,284
     217,399

     Excess of revenue over expenses            26,676,842
     26,602,945                                 26,602,945

     Trust corpus, beg of period               280,031,000
     280,031,000                               280,031,000

     Distribution to Certificate
        holders for interest
     26,676,842                                 26,602,945
     26,602,945

     Trust corpus, end of period    $280,031,000
     $280,031,000    $280,031,000

     The accompanying notes are an integral part of these financial statements.

     COOPERATIVE UTILITY TRUST (BIG RIVERS SERIES) 1988--A3

     NOTES TO FINANCIAL STATEMENTS


     NOTE 1--FORMATION OF THE TRUST

     On February 25, 1988, Louisville Bank for Cooperatives
     (LBC), a Farm Credit System institution which merged into National Bank for Cooperatives effective January 1, 1989, now operating as CoBank, ACB (CoBank), created the Cooperative Utility Trust (Big Rivers Series) 1988-A3 (the A3 Trust) to enable Big Rivers Electric Corporation (the Cooperative) to refinance Federal Financing Bank (FFB) debt guaranteed by the U. S. Government. On February 25, 1988, CoBank, as successor in interest to LBC, entered into a loan agreement with and advanced $319,426,095 to the Cooperative, permitting it to repay a portion of its FFB debt. The loan agreement required the Cooperative to issue four notes (in an aggregate amount equal to the loan) to four separate trusts. The A3 Trust holds one of these notes in the original principal amount of $280,031,000. Pursuant to a trust agreement among CoBank, the Cooperative, and Wells Fargo, (formerly First Interstate Bank of Arizona, N.A.), as trustee, CoBank received certificates of beneficial interest (the Certificates) representing 100 percent of the interest in the A3 Trust. On March 3, 1988, CoBank sold the Certificates to the public subject to terms and conditions set forth in a registration statement ordered effective February 22, 1988. The Certificates entitle the holders to principal and interest payments as more fully described in Notes 2 and 4. The A3 Trust is passive and Wells Fargo, as trustee, has only such powers as specified in the trust agreement.

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of the financial statements of the A3 Trust.

     Basis of Accounting

     The A3 Trust's policy is to prepare its financial statements on the basis of cash receipts and disbursements; consequently, revenue and the related assets are recognized when received rather than when earned, and expenses are recognized when paid rather than when the obligation is incurred. Accordingly, the financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

     Note Receivable

     The note receivable from the Cooperative is carried at the principal amount outstanding. No allowance for loss on collection of the note is necessary because principal and interest payments are guaranteed by the
     U. S. Government through the Rural Utilities Service
     (RUS).

     Certificates of Beneficial Interest

     The Certificates represent an undivided fractional interest in the A3 Trust and are designed to pass through to Certificate holders that portion of principal and interest payments, net of servicing fees paid, on the note receivable paid to the trustee.

     Servicing Fee

     CoBank, as successor in interest to LBC and as servicer of the note, receives a fee semiannually of .0775 percent per annum based upon the days outstanding of the outstanding principal amount of the note receivable. From this fee, CoBank pays for ordinary administrative expenses such as trustee, legal and accounting fees, and expenses.

     Federal Income Taxes

     The A3 Trust is classified as a grantor trust under the Internal Revenue Code and, accordingly, is exempt from federal income taxes. Ultimately, each Certificate holder will be treated for federal income tax purposes as the tax owner of a pro rata, undivided fractional interest in the assets held by the A3 Trust.

     NOTE 3--NOTE RECEIVABLE

     The note receivable represents an obligation of the Cooperative to pay to the A3 Trust the principal amount outstanding as specified in the A3 Trust's Loan Agreement. In the event of default, the note receivable is guaranteed by the RUS. Future principal payments on the note receivable are due in nineteen annual installments beginning on February 4, 1999, as follows:

     February 4,
     1999                                      $   6,576,000
     2000                                          7,294,000
     2001                                          8,101,000
     2002                                          8,991,000
     2003                                          9,980,000
     2004                                         11,073,000
     2005                                         12,295,000
     2006                                         13,647,000
     2007                                         15,148,000
     2008                                         16,810,000
     2009                                         18,662,000
     2010                                         20,714,000
     2011                                         22,993,000
     2012                                         25,465,000
     2013                                         25,081,000
     2014                                         18,900,000
     2015                                         20,175,000
     2016                                          9,505,000
     2017        8,621,000

                                                $280,031,000

     However, the note receivable may be redeemed in whole, but not in part, on or after March 3, 1998, at the following redemption prices (expressed as a percentage of principal amount), together with accrued interest:

     Twelve month
     period beginning
                                               March 3,
     Redemption Price

     1998
     104.750%
     1999
     104.275
     2000
     103.800
     2001
     103.325
     2002
     102.850
     2003
     102.375
     2004
     101.900
     2005
     101.425
     2006
     100.950
     2007
     100.475

     and thereafter at the principal amount thereof, together with accrued interest.

     Interest on the note receivable is based on a 9.5775 percent per annum fixed rate utilizing a 360-day year convention with each month having 30 days. Payments are due in semiannual payments on February 4 and August 4, or the following business day if any such date is not a business day, and are computed over the period of time ending on, but not including, the date on which payment is due.

     The Cooperative did not make any of its scheduled interest payments when due to the A3 Trust. Accordingly, under the terms of the Loan Guarantee and Servicing Agreement, interest payments aggregating $26,894,788, $26,820,229, and $26,820,344, were made by the RUS in 1996, 1995, and 1994, respectively.


     NOTE 4--CERTIFICATES OF BENEFICIAL INTEREST

     Principal and interest on the Certificates will be paid with the proceeds of the note receivable payments made by the Cooperative or the RUS to the A3 Trust. Principal on the Certificates is due on February 15 of each year, beginning in 1999, or the following business day if any such date is not a business day, in the amounts shown in Note 3. Interest on the Certificates is based on a 9.50 percent per annum fixed rate and is due in semiannual installments on February 15 and August 15, or the following business day if any such date is not a business day.

     The Certificates may be redeemed in whole, but not in part, following the optional redemption by the Cooperative of the note receivable on or after March 3, 1998, at the redemption prices set forth in Note 3.