Form 10-Q
period 1997-03-31
COBANK ACB COOPERATIVE UTILITY TRUST BIG RIVERS SERS 1988-A3
filed 1997-05-01
CIK 822422

GAks/CORPACTG/ADMIN/TRUSTS/FORM10Q/BR88A3TR
                                                    Page 1 of 7.
                                               The Exhibit Index
                                              appears on page 5.

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          ____________


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997
               Commission File Number 33-20110-02

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

Item 5.   Other Information.

     On February 15, 1997, certain distributions were made by the trustee, as more specifically described in a Semiannual Report dated February 15, 19967 and delivered to the holders of the Certificates of Beneficial Interests after such distribution. This Semiannual Report is filed as Exhibit 21.1 to this report pursuant to the No Action Letter.

Item 6(b).     Reports on Form 8-K.

     (a)  Exhibits.

               21.1 Semiannual Report dated February 15, 1997, from the CoBank, ACB, as the Servicer, to Holders of Certificates of Beneficial Interests.

     (b)  Reports on Form 8-K.

          No report on Form 8-k has been filed during the quarter for which this report is filed.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CoBANK, ACB


April 30, 1997
                         Nicholas G. Hahn
                         Senior Vice President and Controller


April 30, 1997
                         William D. Snider
                         Chief Financial Officer

                          EXHIBIT INDEX



     Exhibit                                       Sequential
       No.                                         Page No.

     21.1      Semiannual Report dated February 15, 1997,
6
               from CoBank, ACB, as the Servicer,
               to Holders of Certificates of Beneficial
Interests.